Form 10-K
JPMBB Commercial Mortgage Securities Trust 2014-C19
filed 2016-03-24
CIK 1604119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity:333-190246-04

Central Index Key Number of the issuing entity:0001604119

JPMBB Commercial Mortgage Securities Trust 2014-C19

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)

Starwood Mortgage Funding II LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3926128 38-3926129 38-3926130 38-7111618 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272‑6858

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /                                                                                          Accelerated filer / /

Non-accelerated filer /X/ (Do not check if a smaller reporting company)                Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Outlets at Orange Mortgage Loan, the 470 Vanderbilt Avenue Mortgage Loan and the Gumberg Retail Portfolio Mortgage Loan, which constituted approximately 8.9%, 7.1% and 4.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Outlets at Orange Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the 470 Vanderbilt Avenue Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity or (c) with respect to the Gumberg Retail Portfolio Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. These loan combinations, including The Outlets at Orange Mortgage Loan, the 470 Vanderbilt Avenue Mortgage Loan and the Gumberg Retail Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.  KeyBank National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of these loan combinations.  The responsibilities of KeyBank National Association, as primary servicer of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Marriott Anaheim Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The Marriott Anaheim Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Marriott Anaheim Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2014-C18 transaction, Commission File Number 333-190246-03 (the “JPMBB 2014-C18 Transaction”). This loan combination, including the Marriott Anaheim Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C18 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association, as the master servicer under the pooling and servicing agreement for the JPMBB 2014-C18 Transaction, is also the primary servicer of this loan combination.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2014-C18 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Arundel Mills & Marketplace Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date.  The Arundel Mills & Marketplace Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Arundel Mills & Marketplace Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Bank of America Merrill Lynch Trust 2014-C15 transaction, Commission File Number 333-180779-08 (the “MSBAM 2014-C15 Transaction”). This loan combination, including the Arundel Mills & Marketplace Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2014-C15 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the MSBAM 2014-C15 Transaction, is also the primary servicer of this loan combination.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSBAM 2014-C15 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 55 Broadway Mortgage Loan, which constituted approximately 5.0% of the asset pool of the issuing entity as of its cut-off date.  The 55 Broadway Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 55 Broadway Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the 55 Broadway Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Legacy Place loan combination in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2014-C20 transaction, Commission File Number 333-190246-05 (the “JPMCC 2014-C20 Transaction”).  After the closing of the JPMBB 2014-C20 Transaction on June 23, 2014, this loan combination, including the Legacy Place Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMCC 2014-C20 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the JPMCC 2014-C20 Transaction, is also the primary servicer of this loan combination.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMCC 2014-C20 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and the Arundel Mills & Marketplace Mortgage Loan and the primary servicer of the Marriott Anaheim Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, and the Marriott Anaheim Mortgage Loan and the primary servicer and certificate administrator of the Arundel Mills & Marketplace Mortgage Loan and the 55 Broadway Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the Marriott Anaheim Mortgage Loan and the custodian of the Arundel Mills & Marketplace Mortgage Loan and the 55 Broadway Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the senior trust advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the 55 Broadway Mortgage Loan and the Marriott Anaheim Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is an affiliate of Starwood Mortgage Funding II LLC, one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for LNR Partners, LLC pursuant to Item 1123.  Because LNR Partners, LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of LNR Partners, LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Deutsche Bank Trust Company Americas acts as trustee of the Arundel Mills & Marketplace Mortgage Loan and the 55 Broadway Mortgage Loan.  Pursuant to the pooling and servicing agreement for the MSBAM 2014-C15 Transaction and the pooling and servicing agreement for the JPMCC 2014-C20 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Arundel Mills & Marketplace Mortgage Loan and the 55 Broadway Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Arundel Mills & Marketplace Mortgage Loan and the 55 Broadway Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii).  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to KeyBank National Association, as master servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, and Deutsche Bank Trust Company Americas, as trustee:

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”), filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement applicable to the Trust, and intend to contest the claims asserted against them.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”)  in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction.  Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”).  The claims in the IKB Action appear to be substantively similar to the SDNY Action.  The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts.  DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the pooling and servicing agreements for the MSBAM 2014-C15 Transaction and the JPMCC 2014-C20 Transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on May 19, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Marriott Anaheim Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C18 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2014-C18 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2014-C18 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Arundel Mills & Marketplace Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2014-C15 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule X to the pooling and servicing agreement for the MSBAM 2014-C15 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSBAM 2014-C15 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 55 Broadway Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2014-C20 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMCC 2014-C20 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2014-C20 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of May 1, 2014, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of February 1, 2014, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of April 1, 2014, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authentication Agent and Custodian (filed as Exhibit 4.1 to Morgan Stanley Capital I Inc.’s Current Report on Form 8-K/A filed on June 19, 2014 under Commission File No. 333-180779-08 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of June 1, 2014, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Deutsche Bank Trust Company Americas, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein).

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
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 KeyBank National Association, as Primary Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 33.1)
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 33.2)
33.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Outlets at Orange Mortgage Loan (see Exhibit 33.3)
33.9 Wells Fargo Bank, National Association, as Custodian of The Outlets at Orange Mortgage Loan (see Exhibit 33.4)
33.10 Pentalpha Surveillance LLC, as Senior Trust Advisor of The Outlets at Orange Mortgage Loan (see Exhibit 33.5)
33.11 KeyBank National Association, as Primary Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 33.1)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 33.2)
33.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 33.3)
33.14 Wells Fargo Bank, National Association, as Custodian of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 33.4)
33.15 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 33.5)
33.16 KeyBank National Association, as Primary Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.1)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.2)
33.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.4)
33.20 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.5)
33.21 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Anaheim Mortgage Loan (see Exhibit 33.2)
33.22 LNR Partners, LLC, as Special Servicer of the Marriott Anaheim Mortgage Loan
33.23 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marriott Anaheim Mortgage Loan (see Exhibit 33.3)
33.24 Wells Fargo Bank, National Association, as Custodian of the Marriott Anaheim Mortgage Loan (see Exhibit 33.4)
33.25 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Marriott Anaheim Mortgage Loan (see Exhibit 33.5)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills & Marketplace Mortgage Loan
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 33.2)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 33.3)
33.29 Wells Fargo Bank, National Association, as Custodian of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 33.4)
33.30 Situs Holdings, LLC, as Trust Advisor of the Arundel Mills & Marketplace Mortgage Loan
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan
33.32 National Tax Search, LLC, as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the 55 Broadway Mortgage Loan (see Exhibit 33.26)
33.34 Torchlight Loan Services, LLC, as Special Servicer of the 55 Broadway Mortgage Loan
33.35 Wells Fargo Bank, National Association, as Certificate Administrator of the 55 Broadway Mortgage Loan (see Exhibit 33.3)
33.36 Wells Fargo Bank, National Association, as Custodian of the 55 Broadway Mortgage Loan (see Exhibit 33.4)
33.37 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 55 Broadway Mortgage Loan (see Exhibit 33.5)
33.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 33.31)
33.39 National Tax Search, LLC, as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 33.32)

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
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 KeyBank National Association, as Primary Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 34.1)
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 34.2)
34.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Outlets at Orange Mortgage Loan (see Exhibit 34.3)
34.9 Wells Fargo Bank, National Association, as Custodian of The Outlets at Orange Mortgage Loan (see Exhibit 34.4)
34.10 Pentalpha Surveillance LLC, as Senior Trust Advisor of The Outlets at Orange Mortgage Loan (see Exhibit 34.5)
34.11 KeyBank National Association, as Primary Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 34.1)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 34.2)
34.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 34.3)
34.14 Wells Fargo Bank, National Association, as Custodian of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 34.4)
34.15 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 34.5)
34.16 KeyBank National Association, as Primary Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.1)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.2)
34.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.4)
34.20 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.5)
34.21 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Anaheim Mortgage Loan (see Exhibit 34.2)
34.22 LNR Partners, LLC, as Special Servicer of the Marriott Anaheim Mortgage Loan
34.23 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marriott Anaheim Mortgage Loan (see Exhibit 34.3)
34.24 Wells Fargo Bank, National Association, as Custodian of the Marriott Anaheim Mortgage Loan (see Exhibit 34.4)
34.25 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Marriott Anaheim Mortgage Loan (see Exhibit 34.5)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills & Marketplace Mortgage Loan
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 34.2)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 34.3)
34.29 Wells Fargo Bank, National Association, as Custodian of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 34.4)
34.30 Situs Holdings, LLC, as Trust Advisor of the Arundel Mills & Marketplace Mortgage Loan
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan
34.32 National Tax Search, LLC, as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the 55 Broadway Mortgage Loan (see Exhibit 34.26)
34.34 Torchlight Loan Services, LLC, as Special Servicer of the 55 Broadway Mortgage Loan
34.35 Wells Fargo Bank, National Association, as Certificate Administrator of the 55 Broadway Mortgage Loan (see Exhibit 34.3)
34.36 Wells Fargo Bank, National Association, as Custodian of the 55 Broadway Mortgage Loan (see Exhibit 34.4)
34.37 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 55 Broadway Mortgage Loan (see Exhibit 34.5)
34.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 34.31)
34.39 National Tax Search, LLC, as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 34.32)

35 Servicer compliance statements.

35.1 KeyBank National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association, as Primary Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlets at Orange Mortgage Loan (see Exhibit 35.3)
35.7 KeyBank National Association, as Primary Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 35.3)
35.10 KeyBank National Association, as Primary Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 35.1)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 35.3)
35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Anaheim Mortgage Loan (see Exhibit 35.2)
35.14 LNR Partners, LLC, as Special Servicer of the Marriott Anaheim Mortgage Loan
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Anaheim Mortgage Loan
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills & Marketplace Mortgage Loan
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 35.2)
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Arundel Mills & Marketplace Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the 55 Broadway Mortgage Loan
35.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 55 Broadway Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and KeyBank National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of May 21, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Starwood Mortgage Funding II LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(Depositor)

/s/ Kunal K. Singh

Kunal K. Singh, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 24, 2016

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of May 1, 2014, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of February 1, 2014, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of April 1, 2014, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authentication Agent and Custodian (filed as Exhibit 4.1 to Morgan Stanley Capital I Inc.’s Current Report on Form 8-K/A filed on June 19, 2014 under Commission File No. 333-180779-08 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of June 1, 2014, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Deutsche Bank Trust Company Americas, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein).

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
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 KeyBank National Association, as Primary Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 33.1)
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 33.2)
33.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Outlets at Orange Mortgage Loan (see Exhibit 33.3)
33.9 Wells Fargo Bank, National Association, as Custodian of The Outlets at Orange Mortgage Loan (see Exhibit 33.4)
33.10 Pentalpha Surveillance LLC, as Senior Trust Advisor of The Outlets at Orange Mortgage Loan (see Exhibit 33.5)
33.11 KeyBank National Association, as Primary Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 33.1)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 33.2)
33.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 33.3)
33.14 Wells Fargo Bank, National Association, as Custodian of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 33.4)
33.15 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 33.5)
33.16 KeyBank National Association, as Primary Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.1)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.2)
33.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.4)
33.20 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.5)
33.21 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Anaheim Mortgage Loan (see Exhibit 33.2)
33.22 LNR Partners, LLC, as Special Servicer of the Marriott Anaheim Mortgage Loan
33.23 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marriott Anaheim Mortgage Loan (see Exhibit 33.3)
33.24 Wells Fargo Bank, National Association, as Custodian of the Marriott Anaheim Mortgage Loan (see Exhibit 33.4)
33.25 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Marriott Anaheim Mortgage Loan (see Exhibit 33.5)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills & Marketplace Mortgage Loan
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 33.2)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 33.3)
33.29 Wells Fargo Bank, National Association, as Custodian of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 33.4)
33.30 Situs Holdings, LLC, as Trust Advisor of the Arundel Mills & Marketplace Mortgage Loan
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan
33.32 National Tax Search, LLC, as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the 55 Broadway Mortgage Loan (see Exhibit 33.26)
33.34 Torchlight Loan Services, LLC, as Special Servicer of the 55 Broadway Mortgage Loan
33.35 Wells Fargo Bank, National Association, as Certificate Administrator of the 55 Broadway Mortgage Loan (see Exhibit 33.3)
33.36 Wells Fargo Bank, National Association, as Custodian of the 55 Broadway Mortgage Loan (see Exhibit 33.4)
33.37 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 55 Broadway Mortgage Loan (see Exhibit 33.5)
33.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 33.31)
33.39 National Tax Search, LLC, as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 33.32)

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
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 KeyBank National Association, as Primary Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 34.1)
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 34.2)
34.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Outlets at Orange Mortgage Loan (see Exhibit 34.3)
34.9 Wells Fargo Bank, National Association, as Custodian of The Outlets at Orange Mortgage Loan (see Exhibit 34.4)
34.10 Pentalpha Surveillance LLC, as Senior Trust Advisor of The Outlets at Orange Mortgage Loan (see Exhibit 34.5)
34.11 KeyBank National Association, as Primary Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 34.1)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 34.2)
34.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 34.3)
34.14 Wells Fargo Bank, National Association, as Custodian of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 34.4)
34.15 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 34.5)
34.16 KeyBank National Association, as Primary Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.1)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.2)
34.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.4)
34.20 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.5)
34.21 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Anaheim Mortgage Loan (see Exhibit 34.2)
34.22 LNR Partners, LLC, as Special Servicer of the Marriott Anaheim Mortgage Loan
34.23 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marriott Anaheim Mortgage Loan (see Exhibit 34.3)
34.24 Wells Fargo Bank, National Association, as Custodian of the Marriott Anaheim Mortgage Loan (see Exhibit 34.4)
34.25 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Marriott Anaheim Mortgage Loan (see Exhibit 34.5)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills & Marketplace Mortgage Loan
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 34.2)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 34.3)
34.29 Wells Fargo Bank, National Association, as Custodian of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 34.4)
34.30 Situs Holdings, LLC, as Trust Advisor of the Arundel Mills & Marketplace Mortgage Loan
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan
34.32 National Tax Search, LLC, as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the 55 Broadway Mortgage Loan (see Exhibit 34.26)
34.34 Torchlight Loan Services, LLC, as Special Servicer of the 55 Broadway Mortgage Loan
34.35 Wells Fargo Bank, National Association, as Certificate Administrator of the 55 Broadway Mortgage Loan (see Exhibit 34.3)
34.36 Wells Fargo Bank, National Association, as Custodian of the 55 Broadway Mortgage Loan (see Exhibit 34.4)
34.37 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 55 Broadway Mortgage Loan (see Exhibit 34.5)
34.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 34.31)
34.39 National Tax Search, LLC, as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 34.32)

35 Servicer compliance statements.

35.1 KeyBank National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association, as Primary Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlets at Orange Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of The Outlets at Orange Mortgage Loan (see Exhibit 35.3)
35.7 KeyBank National Association, as Primary Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the 470 Vanderbilt Avenue Mortgage Loan (see Exhibit 35.3)
35.10 KeyBank National Association, as Primary Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 35.1)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 35.3)
35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Anaheim Mortgage Loan (see Exhibit 35.2)
35.14 LNR Partners, LLC, as Special Servicer of the Marriott Anaheim Mortgage Loan
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Anaheim Mortgage Loan
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills & Marketplace Mortgage Loan
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 35.2)
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Arundel Mills & Marketplace Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the 55 Broadway Mortgage Loan
35.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 55 Broadway Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and KeyBank National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of May 21, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Starwood Mortgage Funding II LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 21, 2014 under Commission File No. 333-190246-04 and incorporated by reference herein)