Form 10-K
period 2020-12-31
JPMBB Commercial Mortgage Securities Trust 2014-C19
filed 2021-03-15
CIK 1604119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Outlets at Orange Mortgage Loan and the Gumberg Retail Portfolio Mortgage Loan, which constituted approximately 8.9% and 4.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Outlets at Orange Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (b) with respect to the Gumberg Retail Portfolio Mortgage Loan, two other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity. These loan combinations, including The Outlets at Orange Mortgage Loan and the Gumberg Retail Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.  The 470 Vanderbilt Avenue Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Arundel Mills & Marketplace Mortgage Loan, the 55 Broadway Mortgage Loan and the Marriott Anaheim Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of The Outlets at Orange Mortgage Loan, the Gumberg Retail Portfolio Mortgage Loan and the Marriott Anaheim Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the JPMBB 2014-C18 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of The Outlets at Orange Mortgage Loan, the Gumberg Retail Portfolio Mortgage Loan and the Marriott Anaheim Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Marriott Anaheim Mortgage Loan, the Arundel Mills & Marketplace Mortgage Loan and the 55 Broadway Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee, and Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.8         Wells Fargo Bank, National Association, as Trustee of The Outlets at Orange Mortgage Loan (Omitted. See Explanatory Notes.)

33.9         Wells Fargo Bank, National Association, as Custodian of The Outlets at Orange Mortgage Loan (see Exhibit 33.4)

33.10       Pentalpha Surveillance LLC, as Senior Trust Advisor of The Outlets at Orange Mortgage Loan (see Exhibit 33.5)

33.11       KeyBank National Association, as Primary Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.13       Wells Fargo Bank, National Association, as Trustee of the Gumberg Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.15       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Anaheim Mortgage Loan (see Exhibit 33.2)

33.17       LNR Partners, LLC, as Special Servicer of the Marriott Anaheim Mortgage Loan

33.18       Wells Fargo Bank, National Association, as Trustee of the Marriott Anaheim Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Marriott Anaheim Mortgage Loan (see Exhibit 33.4)

33.20       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Marriott Anaheim Mortgage Loan (see Exhibit 33.5)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills & Marketplace Mortgage Loan

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 33.2)

33.23       Deutsche Bank Trust Company Americas, as Trustee of the Arundel Mills & Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 33.4)

33.25       Situs Holdings, LLC, as Trust Advisor of the Arundel Mills & Marketplace Mortgage Loan

33.26       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan

33.27       National Tax Search, LLC, as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the 55 Broadway Mortgage Loan (see Exhibit 33.21)

33.29       Torchlight Loan Services, LLC, as Special Servicer of the 55 Broadway Mortgage Loan

33.30       Deutsche Bank Trust Company Americas, as Trustee of the 55 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the 55 Broadway Mortgage Loan (see Exhibit 33.4)

33.32       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 55 Broadway Mortgage Loan (see Exhibit 33.5)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 33.26)

33.34       National Tax Search, LLC, as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 33.27)

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

34.8         Wells Fargo Bank, National Association, as Trustee of The Outlets at Orange Mortgage Loan (Omitted. See Explanatory Notes.)

34.9         Wells Fargo Bank, National Association, as Custodian of The Outlets at Orange Mortgage Loan (see Exhibit 34.4)

34.10       Pentalpha Surveillance LLC, as Senior Trust Advisor of The Outlets at Orange Mortgage Loan (see Exhibit 34.5)

34.11       KeyBank National Association, as Primary Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.13       Wells Fargo Bank, National Association, as Trustee of the Gumberg Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.15       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Anaheim Mortgage Loan (see Exhibit 34.2)

34.17       LNR Partners, LLC, as Special Servicer of the Marriott Anaheim Mortgage Loan

34.18       Wells Fargo Bank, National Association, as Trustee of the Marriott Anaheim Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Marriott Anaheim Mortgage Loan (see Exhibit 34.4)

34.20       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Marriott Anaheim Mortgage Loan (see Exhibit 34.5)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills & Marketplace Mortgage Loan

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 34.2)

34.23       Deutsche Bank Trust Company Americas, as Trustee of the Arundel Mills & Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 34.4)

34.25       Situs Holdings, LLC, as Trust Advisor of the Arundel Mills & Marketplace Mortgage Loan

34.26       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan

34.27       National Tax Search, LLC, as Servicing Function Participant of the Arundel Mills & Marketplace Mortgage Loan

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the 55 Broadway Mortgage Loan (see Exhibit 34.21)

34.29       Torchlight Loan Services, LLC, as Special Servicer of the 55 Broadway Mortgage Loan

34.30       Deutsche Bank Trust Company Americas, as Trustee of the 55 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the 55 Broadway Mortgage Loan (see Exhibit 34.4)

34.32       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 55 Broadway Mortgage Loan (see Exhibit 34.5)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 34.26)

34.34       National Tax Search, LLC, as Servicing Function Participant of the 55 Broadway Mortgage Loan (see Exhibit 34.27)

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

35.6         KeyBank National Association, as Primary Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gumberg Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Anaheim Mortgage Loan (see Exhibit 35.2)

35.9         LNR Partners, LLC, as Special Servicer of the Marriott Anaheim Mortgage Loan

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills & Marketplace Mortgage Loan

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Arundel Mills & Marketplace Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the 55 Broadway Mortgage Loan (see Exhibit 35.10)

35.13       Torchlight Loan Services, LLC, as Special Servicer of the 55 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 15, 2021